Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2015-NXS1
filed 2021-03-15
CIK 1638227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Stanford Research Park Mortgage Loan, the 760 & 800 Westchester Avenue Mortgage Loan and the Hotel Andra Mortgage Loan, which constituted approximately 5.2%, 3.7% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Stanford Research Park Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the 760 & 800 Westchester Avenue Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Hotel Andra Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Stanford Research Park Mortgage Loan, the 760 & 800 Westchester Avenue Mortgage Loan and the Hotel Andra Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.  The Patriots Park Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the Eastgate One Phases I-VII & XII Mortgage Loan and the Eastgate Two Phases VIII-X Mortgage Loan, which constituted approximately 5.2% and 4.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Eastgate One Phases I-VII & XII Mortgage Loan and the Eastgate Two Phases VIII-X Mortgage Loan from January 1, 2020 to April 29, 2020. As a result, Midland Loan Services, a Division of PNC Bank, National Association falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

LNR Partners, LLC is the special servicer of the Eastgate One Phases I-VII & XII Mortgage Loan and the Eastgate Two Phases VIII-X Mortgage Loan on and after April 30, 2020. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because LNR Partners, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Eastgate One Phases I-VII & XII Mortgage Loan, the Eastgate Two Phases VIII-X Mortgage Loan, the 100 West 57th Street Mortgage Loan and the Gateway Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Eastgate One Phases I-VII & XII Mortgage Loan, the Eastgate Two Phases VIII-X Mortgage Loan and the Gateway Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Park Bridge Lender Services LLC as operating advisor of the Gateway Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Eastgate One Phases I-VII & XII Mortgage Loan and the Eastgate Two Phases VIII-X Mortgage Loan prior to April 30, 2020 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Eastgate One Phases I-VII & XII Mortgage Loan and the Eastgate Two Phases VIII-X Mortgage Loan prior to April 30, 2020 and LNR Partners, LLC as special servicer of the Eastgate One Phases I-VII & XII Mortgage Loan and the Eastgate Two Phases VIII-X Mortgage Loan on and after April 30, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 33.1)

33.10       Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 33.2)

33.11       Wilmington Trust, National Association, as Trustee of the Stanford Research Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (see Exhibit 33.5)

33.13       Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Stanford Research Park Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 33.7)

33.15       National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 33.8)

33.16       Wells Fargo Bank, National Association, as Primary Servicer of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 33.1)

33.17       Rialto Capital Advisors, LLC, as Special Servicer of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 33.2)

33.18       Wilmington Trust, National Association, as Trustee of the 760 & 800 Westchester Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 33.5)

33.20       Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 33.7)

33.22       National Tax Search, LLC, as Servicing Function Participant of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 33.8)

33.23       Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (see Exhibit 33.1)

33.24       Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the Hotel Andra Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (see Exhibit 33.5)

33.27       Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Hotel Andra Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 33.7)

33.29       National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 33.8)

33.30       Wells Fargo Bank, National Association, as Primary Servicer of the Eastgate One Phases I-VII & XII Mortgage Loan (see Exhibit 33.1)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eastgate One Phases I-VII & XII Mortgage Loan prior to April 30, 2020 (Omitted. See Explanatory Notes.)

33.32       LNR Partners, LLC, as Special Servicer of the Eastgate One Phases I-VII & XII Mortgage Loan on and after April 30, 2020

33.33       Wilmington Trust, National Association, as Trustee of the Eastgate One Phases I-VII & XII Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Eastgate One Phases I-VII & XII Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Trust Advisor of the Eastgate One Phases I-VII & XII Mortgage Loan

33.36       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastgate One Phases I-VII & XII Mortgage Loan (see Exhibit 33.7)

33.37       National Tax Search, LLC, as Servicing Function Participant of the Eastgate One Phases I-VII & XII Mortgage Loan (see Exhibit 33.8)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 33.1)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eastgate Two Phases VIII-X Mortgage Loan prior to April 30, 2020 (Omitted. See Explanatory Notes.)

33.40       LNR Partners, LLC, as Special Servicer of the Eastgate Two Phases VIII-X Mortgage Loan on and after April 30, 2020 (see Exhibit 33.32)

33.41       Wilmington Trust, National Association, as Trustee of the Eastgate Two Phases VIII-X Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 33.5)

33.43       Pentalpha Surveillance LLC, as Trust Advisor of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 33.35)

33.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 33.7)

33.45       National Tax Search, LLC, as Servicing Function Participant of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 33.8)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.47       Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 33.2)

33.48       Wilmington Trust, National Association, as Trustee of the 100 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (see Exhibit 33.5)

33.50       Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (see Exhibit 33.35)

33.51       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 33.7)

33.52       National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 33.8)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Portfolio Mortgage Loan (see Exhibit 33.1)

33.54       Rialto Capital Advisors, LLC, as Special Servicer of the Gateway Portfolio Mortgage Loan (see Exhibit 33.2)

33.55       Wilmington Trust, National Association, as Trustee of the Gateway Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Gateway Portfolio Mortgage Loan (see Exhibit 33.5)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Portfolio Mortgage Loan (see Exhibit 33.7)

33.59       National Tax Search, LLC, as Servicing Function Participant of the Gateway Portfolio Mortgage Loan (see Exhibit 33.8)

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 34.1)

34.10       Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 34.2)

34.11       Wilmington Trust, National Association, as Trustee of the Stanford Research Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Stanford Research Park Mortgage Loan (see Exhibit 34.5)

34.13       Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Stanford Research Park Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 34.7)

34.15       National Tax Search, LLC, as Servicing Function Participant of the Stanford Research Park Mortgage Loan (see Exhibit 34.8)

34.16       Wells Fargo Bank, National Association, as Primary Servicer of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 34.1)

34.17       Rialto Capital Advisors, LLC, as Special Servicer of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 34.2)

34.18       Wilmington Trust, National Association, as Trustee of the 760 & 800 Westchester Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 34.5)

34.20       Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 34.7)

34.22       National Tax Search, LLC, as Servicing Function Participant of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 34.8)

34.23       Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (see Exhibit 34.1)

34.24       Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the Hotel Andra Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Hotel Andra Mortgage Loan (see Exhibit 34.5)

34.27       Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Hotel Andra Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 34.7)

34.29       National Tax Search, LLC, as Servicing Function Participant of the Hotel Andra Mortgage Loan (see Exhibit 34.8)

34.30       Wells Fargo Bank, National Association, as Primary Servicer of the Eastgate One Phases I-VII & XII Mortgage Loan (see Exhibit 34.1)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eastgate One Phases I-VII & XII Mortgage Loan prior to April 30, 2020 (Omitted. See Explanatory Notes.)

34.32       LNR Partners, LLC, as Special Servicer of the Eastgate One Phases I-VII & XII Mortgage Loan on and after April 30, 2020

34.33       Wilmington Trust, National Association, as Trustee of the Eastgate One Phases I-VII & XII Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Eastgate One Phases I-VII & XII Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Trust Advisor of the Eastgate One Phases I-VII & XII Mortgage Loan

34.36       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastgate One Phases I-VII & XII Mortgage Loan (see Exhibit 34.7)

34.37       National Tax Search, LLC, as Servicing Function Participant of the Eastgate One Phases I-VII & XII Mortgage Loan (see Exhibit 34.8)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 34.1)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eastgate Two Phases VIII-X Mortgage Loan prior to April 30, 2020 (Omitted. See Explanatory Notes.)

34.40       LNR Partners, LLC, as Special Servicer of the Eastgate Two Phases VIII-X Mortgage Loan on and after April 30, 2020 (see Exhibit 34.32)

34.41       Wilmington Trust, National Association, as Trustee of the Eastgate Two Phases VIII-X Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 34.5)

34.43       Pentalpha Surveillance LLC, as Trust Advisor of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 34.35)

34.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 34.7)

34.45       National Tax Search, LLC, as Servicing Function Participant of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 34.8)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.47       Rialto Capital Advisors, LLC, as Special Servicer of the 100 West 57th Street Mortgage Loan (see Exhibit 34.2)

34.48       Wilmington Trust, National Association, as Trustee of the 100 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the 100 West 57th Street Mortgage Loan (see Exhibit 34.5)

34.50       Pentalpha Surveillance LLC, as Trust Advisor of the 100 West 57th Street Mortgage Loan (see Exhibit 34.35)

34.51       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 34.7)

34.52       National Tax Search, LLC, as Servicing Function Participant of the 100 West 57th Street Mortgage Loan (see Exhibit 34.8)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Gateway Portfolio Mortgage Loan (see Exhibit 34.1)

34.54       Rialto Capital Advisors, LLC, as Special Servicer of the Gateway Portfolio Mortgage Loan (see Exhibit 34.2)

34.55       Wilmington Trust, National Association, as Trustee of the Gateway Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Gateway Portfolio Mortgage Loan (see Exhibit 34.5)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Gateway Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Gateway Portfolio Mortgage Loan (see Exhibit 34.7)

34.59       National Tax Search, LLC, as Servicing Function Participant of the Gateway Portfolio Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 35.1)

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Stanford Research Park Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the 760 & 800 Westchester Avenue Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Hotel Andra Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Hotel Andra Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Eastgate One Phases I-VII & XII Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eastgate One Phases I-VII & XII Mortgage Loan prior to April 30, 2020 (Omitted. See Explanatory Notes.)

35.12       LNR Partners, LLC, as Special Servicer of the Eastgate One Phases I-VII & XII Mortgage Loan on and after April 30, 2020 (Omitted. See Explanatory Notes.)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Eastgate Two Phases VIII-X Mortgage Loan (see Exhibit 35.1)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Eastgate Two Phases VIII-X Mortgage Loan prior to April 30, 2020 (Omitted. See Explanatory Notes.)

35.15       LNR Partners, LLC, as Special Servicer of the Eastgate Two Phases VIII-X Mortgage Loan on and after April 30, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 15, 2021